Form 10-K
JPMBB Commercial Mortgage Securities Trust 2013-C15
filed 2014-03-31
CIK 1588251

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-165147-11

      JPMBB Commercial Mortgage Securities Trust 2013-C15
      (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      Barclays Bank PLC
      KeyBank National Association
      Starwood Mortgage Funding II LLC
      (exact names of the sponsors as specified in their charters)



  New York                                38-3918440
  (State or other jurisdiction of         38-3918441
  incorporation or organization)          38-7109072
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (212) 272-6858




  Securities registered pursuant to Section 12(b) of the Act:

    None.



  Securities registered pursuant to Section 12(g) of the Act:

    None.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTE

  The Veritas Multifamily Portfolio Mortgage Loan, which constituted approximately 9.98% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Veritas Multifamily Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The 1615 L Street Mortgage Loan, which constituted approximately 8.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 1615 L Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The Hulen Mall Mortgage Loan, which constituted approximately 7.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Hulen Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These three loan combinations, including, respectively, the Veritas Multifamily Portfolio Mortgage Loan, the 1615 L Street Mortgage Loan and the Hulen Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date. The Miracle Mile Shops
  Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the COMM
  2013-CCRE11 Mortgage Trust transaction, Commission File Number 333-184376-08 (the "COMM 2013-CCRE11 Transaction"), and another pari passu portion of this loan combination was later securitized in the COMM 2013-CCRE12 Mortgage
  Trust transaction, Commission File Number 333-184376-09 (the "COMM
  2013-CCRE12 Transaction"). This loan combination, including the Miracle Mile Shops Mortgage Loan, was serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K, prior to the closing of the COMM 2013-CCRE12 Transaction. Upon and after the closing of the COMM 2013-CCRE12 Transaction on November 7, 2013, this loan combination, including the Miracle Mile Shops Mortgage Loan, was and will continue to be serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

  With respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date, Situs Holdings LLC ("Situs") was the special servicer under the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction prior to November 7, 2013, the date as of which the servicing of the Miracle Mile Shops Mortgage Loan became governed by the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction. In accordance with the Manual of Publicly Available Telephone Interpretations, Section 17.02, Situs's servicing percentage must be reduced pro rata to reflect that Situs was participating in a servicing function with respect to the asset pool of the issuing entity only from October 29, 2013 to November 7, 2013. As a result, Situs falls below the de minimis requirements in Item 1122 of Regulation AB and no assessment of compliance with applicable servicing criteria or accountant's attestation report on assessment of compliance with applicable servicing criteria is required.

  Deutsche Bank Trust Company Americas ("DBTCA") was the certificate administrator and custodian for the Miracle Mile Shops Mortgage Loan under the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction prior to November 7, 2013, the date as of which the servicing of the Miracle Mile Shops Mortgage Loan became governed by the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction. In accordance with the Manual of Publicly Available Telephone Interpretations, Section 17.02, DBTCA's servicing percentage must be reduced pro rata to reflect that DBTCA was participating in a servicing function with respect to the asset pool of the issuing entity only from October 29, 2013 to November 7, 2013. As a result, DBTCA falls below the de minimis requirements in Items 1122 and 1123 of Regulation AB and no assessment of compliance with applicable servicing criteria, accountant's attestation report on assessment of compliance with applicable servicing criteria or annual compliance statement is required.

  Midland Loan Services, a Division of PNC Bank, National Association ("Midland") was the primary servicer for the Miracle Mile Shops Mortgage
  Loan under the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction prior to November 7, 2013 and is also the primary servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction on and after November 7, 2013. The portion of the Miracle Mile Shops Mortgage Loan included in the issuing entity constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity. Therefore, the registrant included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria and an accountant's attestation report for Midland pursuant to Item 1122 of Regulation AB because Midland is servicing more than 5% of the pool assets. However, the registrant is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB for Midland because Midland is an unaffiliated servicer servicing less than 10% of pool assets.

  Park Bridge Lender Services LLC ("Park Bridge") was the operating advisor for the Miracle Mile Shops Mortgage Loan under the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction prior to November 7, 2013 and is also the operating advisor for the Miracle Mile Shops Mortgage Loan under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction on and after November 7, 2013. The portion of the Miracle Mile Shops Mortgage Loan included in the issuing entity constitutes more than 5% of the pool assets of the issuing entity. Therefore, the registrant included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria and an accountant's attestation report for Park Bridge pursuant to Item 1122 of Regulation AB.

  U.S. Bank National Association ("U.S. Bank") is the trustee for the mortgage loans serviced under the Pooling and Servicing Agreement, was the trustee for the Miracle Mile Shops Mortgage Loan under the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction prior to November 7, 2013 and is also the trustee for the Miracle Mile Shops Mortgage Loan under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction on and after November 7, 2013. These mortgage loans, in the aggregate, constituted more than 5% of the asset pool of the issuing entity as of its cut-off date. Thus, U.S. Bank is a servicing function participant with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by U.S. Bank in the capacities described above are listed in the Exhibit Index.

  Wells Fargo Bank, National Association ("Wells Fargo Bank") is the master servicer and the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and, with respect to the Miracle Mile Shops Mortgage Loan under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction on and after November 7, 2013, the primary servicer (with respect to the obligation to make property protection and mortgage payment advances) and the certificate administrator. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank, in the capacities, described above is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer (with respect to the obligation to make property protection and mortgage payment advances) for the Miracle Shops Mortgage Loan under the COMM 2013-CCRE12 pooling and servicing agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on October 29, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miracle Mile Shops Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE11 Transaction, and with respect to the period prior to November 7, 2013, are attached as Exhibits 33.12, 33.19, 33.29, 34.12, 34.19, and 34.29 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miracle Mile Shops Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, and with respect to the period from and after November 7, 2013, are attached as Exhibits 33.4, 33.11, 33.13, 33.17, 33.20,
33.30, 33.36, 33.40, 33.44, 34.4, 34.11, 34.13, 34.17, 34.20, 34.30, 34.36,
34.40, and 34.44 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as Exhibit 33.6. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

1) KeyBank National Association ("KeyBank") has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.14. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.

          (4.1) Pooling and Servicing Agreement, dated as of October 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed on November 13, 2013 and incorporated by reference herein)

          (4.2) Pooling and Servicing Agreement, dated as of October 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Situs Holdings, LLC, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as
          Exhibit 4.1 to Deutsche Mortgage & Asset Receiving Corporation's Current Report on Form 8-K/A, filed on October 30, 2013 in connection with the COMM 2013-CCRE11 Transaction and incorporated by reference herein)

          (4.3) Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation's Current Report on Form 8-K, filed on November 7, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the 1615 L Street Mortgage Loan (see Exhibit 33.1)
          33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Hulen Mall Mortgage Loan (see Exhibit 33.1)
          33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 33.1)
          33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
          33.6 KeyBank National Association, as Primary Servicer under the Pooling and Servicing Agreement
          33.7 LNR Partners, LLC, as Special Servicer
          33.8 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see
          Exhibit 33.7)
          33.9 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see
          Exhibit 33.7)
          33.10 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio
          Mortgage Loan (see Exhibit 33.7)
          33.11 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan on
          and after November 7, 2013 (see Exhibit 33.7)
          33.12 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Miracle Mile Shops Mortgage Loan prior to November 7, 2013
          33.13 Midland Loan Services as Primary Servicer for the Miracle Mile Shops Mortgage Loan
          (except with respect to the obligation to make property protection and mortgage payment advances) on and after November 7, 2013 (see Exhibit 33.12)
          33.14 National Tax Search, LLC, as Servicing Function Participant
          33.15 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street
          Mortgage Loan (see Exhibit 33.14)
          33.16 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall
          Mortgage Loan (see Exhibit 33.14)
          33.17 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile
          Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 33.14)
          33.18 National Tax Search, LLC, as Servicing Function Participant for the Veritas
          Multifamily Portfolio Mortgage Loan (see Exhibit 33.14)
          33.19 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
          Mortgage Loan prior to November 7, 2013
          33.20 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
          Mortgage Loan on and after November 7, 2013 (see Exhbit 33.19)
          33.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor
          33.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 1615 L Street (see
          Exhibit 33.21)
          33.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Hulen Mall Mortgage
          Loan (see Exhibit 33.21)
          33.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Veritas Multifamily
          Portfolio Mortgage Loan (see Exhibit 33.21)
          33.25 U.S. Bank National Association, as Trustee
          33.26 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan
          (see Exhibit 33.25)
          33.27 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see
          Exhibit 33.25)
          33.28 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio
          Mortgage Loan (see Exhibit 33.25)
          33.29 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
          Loan prior to November 7, 2013 (see Exhibit 33.25)
          33.30 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
          Loan on and after November 7, 2013 (see Exhibit 33.25)
          33.31 Wells Fargo Bank, National Association, as Master Servicer
          33.32 Wells Fargo Bank, National Association, as Certificate Administrator
          33.33 Wells Fargo Bank, National Association, as Custodian
          33.34 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615
          L Street Mortgage Loan (see Exhibit 33.32)
          33.35 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen
          Mall Mortgage Loan (see Exhibit 33.32)
          33.36 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 33.32)
          33.37 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.32)
          33.38 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street (see
          Exhibit 33.33)
          33.39 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage
          Loan (see Exhibit 33.33)
          33.40 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops
          Mortgage Loan on and after November 7, 2013 (see Exhibit 33.33)
          33.41 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily
          Portfolio Mortgage Loan (see Exhibit 33.33)
          33.42 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street
          Mortgage Loan (see Exhibit 33.31)
          33.43 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall
          Mortgage Loan (see Exhibit 33.31)
          33.44 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile
          Shops Mortgage Loan on and after November 7, 2013 (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.31)
          33.45 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas
          Multifamily Portfolio Mortgage Loan (see Exhibit 33.31)



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the 1615 L Street Mortgage Loan (see Exhibit 34.1)
          34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Hulen Mall Mortgage Loan (see Exhibit 34.1)
          34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 34.
          1)
          34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
          34.6 KeyBank National Association, as Primary Servicer under the Pooling and Servicing Agreement
          34.7 LNR Partners, LLC, as Special Servicer
          34.8 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see
          Exhibit 34.7)
          34.9 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see
          Exhibit 34.7)
          34.10 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio
          Mortgage Loan (see Exhibit 34.7)
          34.11 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
          on and after November 7, 2013 (see Exhibit 34.7)
          34.12 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
          Servicer for the Miracle Mile Shops Mortgage Loan prior to November 7, 2013
          34.13 Midland Loan Services as Primary Servicer for the Miracle Mile Shops Mortgage
          Loan (except with respect to the obligation to make property protection and mortgage payment advances) on and after November 7, 2013 (see Exhibit 34.12)
          34.14 National Tax Search, LLC, as Servicing Function Participant
          34.15 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street
          Mortgage Loan (see Exhibit 34.14)
          34.16 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall
          Mortgage Loan (see Exhibit 34.14)
          34.17 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile
          Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 34.14)
          34.18 National Tax Search, LLC, as Servicing Function Participant for the Veritas
          Multifamily Portfolio Mortgage Loan (see Exhibit 34.14)
          34.19 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
          Mortgage Loan prior to November 7, 2013
          34.20 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
          Mortgage Loan on and after November 7, 2013 (see Exhbit 34.19)
          34.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor
          34.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 1615 L Street (see
          Exhibit 34.21)
          34.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Hulen Mall Mortgage
          Loan (see Exhibit 34.21)
          34.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Veritas Multifamily
          Portfolio Mortgage Loan (see Exhibit 34.21)
          34.25 U.S. Bank National Association, as Trustee
          34.26 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan
          (see Exhibit 34.25)
          34.27 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see
          Exhibit 34.25)
          34.28 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio
          Mortgage Loan (see Exhibit 34.25)
          34.29 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
          Loan prior to November 7, 2013 (see Exhibit 34.25)
          34.30 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
          Loan on and after November 7, 2013 (see Exhibit 34.25)
          34.31 Wells Fargo Bank, National Association, as Master Servicer
          34.32 Wells Fargo Bank, National Association, as Certificate Administrator
          34.33 Wells Fargo Bank, National Association, as Custodian
          34.34 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615
          L Street Mortgage Loan (see Exhibit 34.32)
          34.35 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Hulen Mall Mortgage Loan (see Exhibit 34.32)
          34.36 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 34.32)
          34.37 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.32)
          34.38 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street (see
          Exhibit 34.33)
          34.39 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage
          Loan (see Exhibit 34.33)
          34.40 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops
          Mortgage Loan on and after November 7, 2013 (see Exhibit 34.33)
          34.41 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily
          Portfolio Mortgage Loan (see Exhibit 34.33)
          34.42 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street
          Mortgage Loan (see Exhibit 34.31)
          34.43 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall
          Mortgage Loan (see Exhibit 34.31)
          34.44 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile
          Shops Mortgage Loan on and after November 7, 2013 (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.31)
          34.45 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas
          Multifamily Portfolio Mortgage Loan (see Exhibit 34.31)



          (35) Servicer compliance statement.



          35.1 KeyBank National Association, as Primary Servicer under the Pooling and Servicing Agreement
          35.2 LNR Partners, LLC, as Special Servicer
          35.3 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see
          Exhibit 35.2)
          35.4 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see
          Exhibit 35.2)
          35.5 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio
          Mortgage Loan (see Exhibit 35.2)
          35.6 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan on
          and after November 7, 2013
          35.7 Wells Fargo Bank, National Association, as Master Servicer
          35.8 Wells Fargo Bank, National Association, as Certificate Administrator
          35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615
          L Street Mortgage Loan (see Exhibit 35.8)
          35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen
          Mall Mortgage Loan (see Exhibit 35.8)
          35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Miracle Mile Shops Mortgage Loan on and after November 7, 2013
          35.12 Wells Fargo Bank, National Association, as Certificate Administrator for the
          Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 35.8)
          35.13 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street
          Mortgage Loan (see Exhibit 35.7)
          35.14 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall
          Mortgage Loan (see Exhibit 35.7)
          35.15 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile
          Shops Mortgage Loan on and after November 7, 2013 (with respect to the obligation to make property protection and mortgage payment advances)
          35.16 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas
          Multifamily Portfolio Mortgage Loan (see Exhibit 35.7)


          (99.1) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

          (99.2) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

          (99.3) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Starwood Mortgage Funding II LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (filed as Exhibit
          99.3 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

          (99.4) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association, relating to the mortgage loans sold to the depositor by KeyBank National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

          (99.5) Primary Servicing Agreement, dated as of October 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and KeyBank National Association, as Primary Servicer, (filed as
          Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

  (b) Not applicable.

  (c) Omitted.




                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of October 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed on November 13, 2013 and incorporated by reference herein)

   (4.2) Pooling and Servicing Agreement, dated as of October 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Situs Holdings, LLC, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to Deutsche Mortgage & Asset Receiving Corporation's Current Report on Form 8-K/A, filed on October 30, 2013 in connection with the COMM 2013-CCRE11 Transaction and incorporated by reference herein)

   (4.3) Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation's Current Report on Form 8-K, filed on November 7, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the 1615 L Street Mortgage Loan (see Exhibit 33.1)
    33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Hulen Mall Mortgage Loan (see Exhibit 33.1)
    33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 33.1)
    33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
    33.6 KeyBank National Association, as Primary Servicer under the Pooling and Servicing Agreement
    33.7 LNR Partners, LLC, as Special Servicer
    33.8 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see
    Exhibit 33.7)
    33.9 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see
    Exhibit 33.7)
    33.10 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio
    Mortgage Loan (see Exhibit 33.7)
    33.11 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan on
    and after November 7, 2013 (see Exhibit 33.7)
    33.12 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Miracle Mile Shops Mortgage Loan prior to November 7, 2013
    33.13 Midland Loan Services as Primary Servicer for the Miracle Mile Shops Mortgage Loan
    (except with respect to the obligation to make property protection and mortgage payment advances) on and after November 7, 2013 (see Exhibit 33.12)
    33.14 National Tax Search, LLC, as Servicing Function Participant
    33.15 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street
    Mortgage Loan (see Exhibit 33.14)
    33.16 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall
    Mortgage Loan (see Exhibit 33.14)
    33.17 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile
    Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 33.14)
    33.18 National Tax Search, LLC, as Servicing Function Participant for the Veritas
    Multifamily Portfolio Mortgage Loan (see Exhibit 33.14)
    33.19 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
    Mortgage Loan prior to November 7, 2013
    33.20 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
    Mortgage Loan on and after November 7, 2013 (see Exhbit 33.19)
    33.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor
    33.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 1615 L Street (see
    Exhibit 33.21)
    33.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Hulen Mall Mortgage
    Loan (see Exhibit 33.21)
    33.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Veritas Multifamily
    Portfolio Mortgage Loan (see Exhibit 33.21)
    33.25 U.S. Bank National Association, as Trustee
    33.26 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan
    (see Exhibit 33.25)
    33.27 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see
    Exhibit 33.25)
    33.28 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio
    Mortgage Loan (see Exhibit 33.25)
    33.29 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
    Loan prior to November 7, 2013 (see Exhibit 33.25)
    33.30 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
    Loan on and after November 7, 2013 (see Exhibit 33.25)
    33.31 Wells Fargo Bank, National Association, as Master Servicer
    33.32 Wells Fargo Bank, National Association, as Certificate Administrator
    33.33 Wells Fargo Bank, National Association, as Custodian
    33.34 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615
    L Street Mortgage Loan (see Exhibit 33.32)
    33.35 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen
    Mall Mortgage Loan (see Exhibit 33.32)
    33.36 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 33.32)
    33.37 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.32)
    33.38 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street (see
    Exhibit 33.33)
    33.39 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage
    Loan (see Exhibit 33.33)
    33.40 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops
    Mortgage Loan on and after November 7, 2013 (see Exhibit 33.33)
    33.41 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily
    Portfolio Mortgage Loan (see Exhibit 33.33)
    33.42 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street
    Mortgage Loan (see Exhibit 33.31)
    33.43 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall
    Mortgage Loan (see Exhibit 33.31)
    33.44 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile
    Shops Mortgage Loan on and after November 7, 2013 (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.31)
    33.45 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas
    Multifamily Portfolio Mortgage Loan (see Exhibit 33.31)


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the 1615 L Street Mortgage Loan (see Exhibit 34.1)
    34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Hulen Mall Mortgage Loan (see Exhibit 34.1)
    34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 34.1)
    34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
    34.6 KeyBank National Association, as Primary Servicer under the Pooling and Servicing Agreement
    34.7 LNR Partners, LLC, as Special Servicer
    34.8 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see
    Exhibit 34.7)
    34.9 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see
    Exhibit 34.7)
    34.10 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio
    Mortgage Loan (see Exhibit 34.7)
    34.11 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan on
    and after November 7, 2013 (see Exhibit 34.7)
    34.12 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
    Servicer for the Miracle Mile Shops Mortgage Loan prior to November 7, 2013
    34.13 Midland Loan Services as Primary Servicer for the Miracle Mile Shops Mortgage Loan
    (except with respect to the obligation to make property protection and mortgage payment advances) on and after November 7, 2013 (see Exhibit 34.12)
    34.14 National Tax Search, LLC, as Servicing Function Participant
    34.15 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street
    Mortgage Loan (see Exhibit 34.14)
    34.16 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall
    Mortgage Loan (see Exhibit 34.14)
    34.17 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile
    Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 34.14)
    34.18 National Tax Search, LLC, as Servicing Function Participant for the Veritas
    Multifamily Portfolio Mortgage Loan (see Exhibit 34.14)
    34.19 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
    Mortgage Loan prior to November 7, 2013
    34.20 Park Bridge Lender Services LLC, as Operating Advisor for the Miracle Mile Shops
    Mortgage Loan on and after November 7, 2013 (see Exhbit 34.19)
    34.21 Pentalpha Surveillance, LLC, as Senior Trust Advisor
    34.22 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the 1615 L Street (see
    Exhibit 34.21)
    34.23 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Hulen Mall Mortgage
    Loan (see Exhibit 34.21)
    34.24 Pentalpha Surveillance, LLC, as Senior Trust Advisor for the Veritas Multifamily
    Portfolio Mortgage Loan (see Exhibit 34.21)
    34.25 U.S. Bank National Association, as Trustee
    34.26 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan
    (see Exhibit 34.25)
    34.27 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see
    Exhibit 34.25)
    34.28 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio
    Mortgage Loan (see Exhibit 34.25)
    34.29 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
    Loan prior to November 7, 2013 (see Exhibit 34.25)
    34.30 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage
    Loan on and after November 7, 2013 (see Exhibit 34.25)
    34.31 Wells Fargo Bank, National Association, as Master Servicer
    34.32 Wells Fargo Bank, National Association, as Certificate Administrator
    34.33 Wells Fargo Bank, National Association, as Custodian
    34.34 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615
    L Street Mortgage Loan (see Exhibit 34.32)
    34.35 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen
    Mall Mortgage Loan (see Exhibit 34.32)
    34.36 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Miracle Mile Shops Mortgage Loan on and after November 7, 2013 (see Exhibit 34.32)
    34.37 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.32)
    34.38 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street (see
    Exhibit 34.33)
    34.39 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage
    Loan (see Exhibit 34.33)
    34.40 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops
    Mortgage Loan on and after November 7, 2013 (see Exhibit 34.33)
    34.41 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily
    Portfolio Mortgage Loan (see Exhibit 34.33)
    34.42 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street
    Mortgage Loan (see Exhibit 34.31)
    34.43 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall
    Mortgage Loan (see Exhibit 34.31)
    34.44 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile
    Shops Mortgage Loan on and after November 7, 2013 (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.31)
    34.45 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas
    Multifamily Portfolio Mortgage Loan (see Exhibit 34.31)


   (35) Servicer compliance statement.



    35.1 KeyBank National Association, as Primary Servicer under the Pooling and Servicing Agreement
    35.2 LNR Partners, LLC, as Special Servicer
    35.3 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see
    Exhibit 35.2)
    35.4 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see
    Exhibit 35.2)
    35.5 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio
    Mortgage Loan (see Exhibit 35.2)
    35.6 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan on
    and after November 7, 2013
    35.7 Wells Fargo Bank, National Association, as Master Servicer
    35.8 Wells Fargo Bank, National Association, as Certificate Administrator
    35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615
    L Street Mortgage Loan (see Exhibit 35.8)
    35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen
    Mall Mortgage Loan (see Exhibit 35.8)
    35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Miracle Mile Shops Mortgage Loan on and after November 7, 2013
    35.12 Wells Fargo Bank, National Association, as Certificate Administrator for the
    Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 35.8)
    35.13 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street
    Mortgage Loan (see Exhibit 35.7)
    35.14 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall
    Mortgage Loan (see Exhibit 35.7)
    35.15 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile
    Shops Mortgage Loan on and after November 7, 2013 (with respect to the obligation to make property protection and mortgage payment advances)
    35.16 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas
    Multifamily Portfolio Mortgage Loan (see Exhibit 35.7)


   (99.1) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as
   Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Barclays Bank PLC, relating to the mortgage loans sold to the depositor by Barclays Bank PLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

   (99.3) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and Starwood Mortgage Funding II LLC, relating to the mortgage loans sold to the depositor by Starwood Mortgage Funding II LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

   (99.4) Mortgage Loan Purchase Agreement, dated as of October 29, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and KeyBank National Association, relating to the mortgage loans sold to the depositor by KeyBank National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)

   (99.5) Primary Servicing Agreement, dated as of October 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and KeyBank National Association, as Primary Servicer, (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K, filed on October 29, 2013 and incorporated by reference herein)