Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C15
filed 2017-03-22
CIK 1588251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682523

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

Not applicable.

EXPLANATORY NOTES

The Veritas Multifamily Portfolio Mortgage Loan, the 1615 L Street Mortgage Loan and the Hulen Mall Mortgage Loan, which constituted approximately 9.98%, 8.4% and 7.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Veritas Multifamily Portfolio Mortgage Loan, which is an asset of the issuing entity and one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the 1615 L Street Mortgage Loan, which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Hulen Mall Mortgage Loan, which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Veritas Multifamily Portfolio Mortgage Loan, the 1615 L Street Mortgage Loan and the Hulen Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The Miracle Mile Shops Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Miracle Mile Shops Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Miracle Mile Shops loan combination in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the “COMM 2013-CCRE12 Transaction”).  After the closing of the COMM 2013-CCRE12 Transaction on November 7, 2013, this loan combination, including the Miracle Mile Shops Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

U.S. Bank National Association acts as trustee of the Miracle Mile Shops Mortgage Loan.  Pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Miracle Mile Shops Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer) and the primary servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes Miracle Mile Shops Mortgage Loan, the servicer compliance statement of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, and KeyBank National Association, as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

33.35 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.36 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.2)
33.37 U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)
33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.4)
33.39 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)
33.40 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan
33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)
33.42 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)

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

34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

34.35 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

34.36 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.2)
34.37 U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)
34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.4)
34.39 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)
34.40 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan
34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)
34.42 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)

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

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

35.15 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan
35.16 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.2)
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan

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

Date: March 21, 2017

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

33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

33.35 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.36 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.2)
33.37 U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)
33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.4)
33.39 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)
33.40 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan
33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)
33.42 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)

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

34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

34.35 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

34.36 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.2)
34.37 U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)
34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.4)
34.39 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)
34.40 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan
34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)
34.42 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)

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

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

35.15 Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan
35.16 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.2)
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan

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