Form 10-K
period 2018-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C15
filed 2019-03-21
CIK 1588251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(212) 834-5467

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The 1615 L Street Mortgage Loan and the Hulen Mall Mortgage Loan, which constituted approximately 8.4% and 7.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 1615 L Street Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the Hulen Mall Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 1615 L Street Mortgage Loan and the Hulen Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.  The Veritas Multifamily Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, and U.S. Bank National Association, as trustee:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.6        Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        KeyBank National Association, as Primary Servicer

33.10      Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 33.1)

33.11      LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 33.2)

33.12      U.S. Bank National Association, as Trustee of the 1615 L Street Mortgage Loan (see Exhibit 33.3)

33.13      Wells Fargo Bank, National Association, as Certificate Administrator of the 1615 L Street Mortgage Loan (see Exhibit 33.4)

33.14      Wells Fargo Bank, National Association, as Custodian of the 1615 L Street Mortgage Loan (see Exhibit 33.5)

33.15      Pentalpha Surveillance LLC, as Senior Trust Advisor of the 1615 L Street Mortgage Loan (see Exhibit 33.6)

33.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 33.7)

33.17      National Tax Search, LLC, as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 33.8)

33.18      Wells Fargo Bank, National Association, as Primary Servicer of the Hulen Mall Mortgage Loan (see Exhibit 33.1)

33.19      LNR Partners, LLC, as Special Servicer of the Hulen Mall Mortgage Loan (see Exhibit 33.2)

33.20      U.S. Bank National Association, as Trustee of the Hulen Mall Mortgage Loan (see Exhibit 33.3)

33.21      Wells Fargo Bank, National Association, as Certificate Administrator of the Hulen Mall Mortgage Loan (see Exhibit 33.4)

33.22      Wells Fargo Bank, National Association, as Custodian of the Hulen Mall Mortgage Loan (see Exhibit 33.5)

33.23      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hulen Mall Mortgage Loan (see Exhibit 33.6)

33.24      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hulen Mall Mortgage Loan (see Exhibit 33.7)

33.25      National Tax Search, LLC, as Servicing Function Participant of the Hulen Mall Mortgage Loan (see Exhibit 33.8)

33.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

33.27      Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.28      LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.2)

33.29      U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.3)

33.30      Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.4)

33.31      Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)

33.32      Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)

33.34      National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)

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

34.6        Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        KeyBank National Association, as Primary Servicer

34.10      Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 34.1)

34.11      LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 34.2)

34.12      U.S. Bank National Association, as Trustee of the 1615 L Street Mortgage Loan (see Exhibit 34.3)

34.13      Wells Fargo Bank, National Association, as Certificate Administrator of the 1615 L Street Mortgage Loan (see Exhibit 34.4)

34.14      Wells Fargo Bank, National Association, as Custodian of the 1615 L Street Mortgage Loan (see Exhibit 34.5)

34.15      Pentalpha Surveillance LLC, as Senior Trust Advisor of the 1615 L Street Mortgage Loan (see Exhibit 34.6)

34.16      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 34.7)

34.17      National Tax Search, LLC, as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 34.8)

34.18      Wells Fargo Bank, National Association, as Primary Servicer of the Hulen Mall Mortgage Loan (see Exhibit 34.1)

34.19      LNR Partners, LLC, as Special Servicer of the Hulen Mall Mortgage Loan (see Exhibit 34.2)

34.20      U.S. Bank National Association, as Trustee of the Hulen Mall Mortgage Loan (see Exhibit 34.3)

34.21      Wells Fargo Bank, National Association, as Certificate Administrator of the Hulen Mall Mortgage Loan (see Exhibit 34.4)

34.22      Wells Fargo Bank, National Association, as Custodian of the Hulen Mall Mortgage Loan (see Exhibit 34.5)

34.23      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hulen Mall Mortgage Loan (see Exhibit 34.6)

34.24      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hulen Mall Mortgage Loan (see Exhibit 34.7)

34.25      National Tax Search, LLC, as Servicing Function Participant of the Hulen Mall Mortgage Loan (see Exhibit 34.8)

34.26      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

34.27      Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

34.28      LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.2)

34.29      U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.3)

34.30      Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.4)

34.31      Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)

34.32      Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)

34.34      National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        LNR Partners, LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        KeyBank National Association, as Primary Servicer

35.5        Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 35.1)

35.6        LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 35.2)

35.7        Wells Fargo Bank, National Association, as Certificate Administrator of the 1615 L Street Mortgage Loan (see Exhibit 35.3)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the Hulen Mall Mortgage Loan (see Exhibit 35.1)

35.9        LNR Partners, LLC, as Special Servicer of the Hulen Mall Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Certificate Administrator of the Hulen Mall Mortgage Loan (see Exhibit 35.3)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

35.13      LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.2)

35.14      Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 21, 2019