Form 10-K
period 2019-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C15
filed 2020-03-17
CIK 1588251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 834-5467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The 1615 L Street Mortgage Loan, which constituted approximately 8.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 1615 L Street Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 1615 L Street Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The Hulen Mall Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The Miracle Mile Shops Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Miracle Mile Shops Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Miracle Mile Shops loan combination in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the “COMM 2013-CCRE12 Transaction”).  After the closing of the COMM 2013-CCRE12 Transaction on November 7, 2013, this loan combination, including the Miracle Mile Shops Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Miracle Mile Shops Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Miracle Mile Shops Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the Miracle Mile Shops Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         KeyBank National Association, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 33.2)

33.12       U.S. Bank National Association, as Trustee of the 1615 L Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the 1615 L Street Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 1615 L Street Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 33.8)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

33.18       Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.19       LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.2)

33.20       U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         KeyBank National Association, as Primary Servicer

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 34.2)

34.12       U.S. Bank National Association, as Trustee of the 1615 L Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the 1615 L Street Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 1615 L Street Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 34.8)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

34.18       Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

34.19       LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.2)

34.20       U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Note.)

35.8         Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.2)

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

Date: March 16, 2020