Form 10-K
period 2021-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C15
filed 2022-03-10
CIK 1588251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date. The Miracle Mile Shops Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Miracle Mile Shops Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Miracle Mile Shops loan combination in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the “COMM 2013-CCRE12 Transaction”). After the closing of the COMM 2013-CCRE12 Transaction on November 7, 2013, this loan combination, including the Miracle Mile Shops Mortgage Loan, was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC. This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer) and the primary servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”). CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports. Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates. Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and as Custodian.

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned National Collegiate Student Loan Master Trust I v. U.S. Bank National Ass’n, C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (“NCUA”) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       KeyBank National Association, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 33.1)

33.12       LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 33.2)

33.13       U.S. Bank National Association, as Trustee of the 1615 L Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the 1615 L Street Mortgage Loan (see Exhibit 33.5)

33.15       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 1615 L Street Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 33.7)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

33.19       Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.1)

33.20       LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.2)

33.21       U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       KeyBank National Association, as Primary Servicer

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 34.1)

34.12       LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 34.2)

34.13       U.S. Bank National Association, as Trustee of the 1615 L Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the 1615 L Street Mortgage Loan (see Exhibit 34.5)

34.15       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 1615 L Street Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1615 L Street Mortgage Loan (see Exhibit 34.7)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see exhibit 34.9)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan

34.19       Wells Fargo Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.1)

34.20       LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.2)

34.21       U.S. Bank National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops Mortgage Loan

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         KeyBank National Association, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 1615 L Street Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the 1615 L Street Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

35.9         Wells Fargo Bank, National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (see Exhibit 35.2)

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

Date: March 10, 2022