Form 10-K
period 2023-12-31
JPMBB Commercial Mortgage Securities Trust 2013-C15
filed 2024-03-14
CIK 1588251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                       Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

U.S. Bank National Association acts as trustee of the mortgage loans under the Pooling and Servicing Agreement, and U.S. Bank Trust Company, National Association acts as trustee of the Miracle Mile Shops Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Miracle Mile Shops Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.21       U.S. Bank Trust Company, National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.21       U.S. Bank Trust Company, National Association, as Trustee of the Miracle Mile Shops Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.3         Mortgage Loan Purchase Agreement, dated as of October 29, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Starwood Mortgage Funding II LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 29, 2013 under Commission File No. 333-165147-11 and incorporated by reference herein)

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

Date: March 14, 2024